Form 10-K
COMM 2012-CCRE4 Mortgage Trust
filed 2013-03-29
CIK 1558546

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2012

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-172143-07

      COMM 2012-CCRE4 Mortgage Trust
      (exact name of issuing entity as specified in its charter)

      Deutsche Mortgage & Asset Receiving Corporation
      (exact name of the depositor as specified in its charter)

      German American Capital Corporation
      KeyBank National Association
      Cantor Commercial Real Estate Lending, L.P.
      (exact name of the sponsor as specified in its charter)



  New York                                38-3891310
  (State or other jurisdiction of         38-3891311
  incorporation or organization)          38-7064521
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  Not applicable.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Mine Safety Disclosures.

               Not Applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Prince Building Loan (ID #1 on Annex A-1 of the prospectus supplement of the Registrant relating to the issuing entity filed on November 13, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB the most recent unaudited Net Operating Income for the 2012 Fiscal Year End is $16,694,593.00.

The Eastview Mall and Commons Loan (ID #2 on Annex A-1 of the prospectus supplement of the Registrant relating to the issuing entity filed on November 13, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB the most recent unaudited Net Operating Income for the 2012 Fiscal Year End is $21,070,487.00.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on November 13, 2012 pursuant to Rule 424(b)(5).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this report is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2012, furnished pursuant to Item 1122 of Regulation AB by the Corporate Trust Services division of Wells Fargo Bank (the "2012 Wells Assessment") for its platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB. The 2012 Wells Assessment is attached to this Form 10-K as exhibit 33.10.

There were no instances of noncompliance for the transaction to which this Form 10-K relates that led to Wells Fargos determination that there was material instances of noncompliance at the platform level.

The remainder of the paragraphs in this response to Item 1122 was provided by Wells Fargo Bank and references to the "Company" and "Management" in such paragraphs are references to Wells Fargo and its management.

The following Material Instance of Non-Compliance has been disclosed by Wells Fargo Bank, National Association (the "Company"), in its capacity as Certificate Administrator:

Schedule A

Material Instances of Noncompliance by the Company

Management's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2012 and for the Period, disclosed that material instances of noncompliance occurred with respect to the servicing criteria set forth in both of Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii), as follows:

* With respect to servicing criterion 1122(d)(3)(i)(B), certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.

* With respect to servicing criterion 11 22(d)(3)(ii), certain amounts due to investors were not allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

Schedule B

Management's Discussion on Material Instances of Noncompliance by the Company

Disclosure: During the Period, Wells Fargo identified Payment Errors (as defined below) and Reporting Errors (as defined below) on certain residential mortgage-backed securities ("RMBS") transactions in the Platform. Although no individually identified error, in and of itself, was found to be material to the Platform, when the errors were considered in the aggregate, Management determined that, for Platform purposes, there were material instances of noncompliance with respect to both Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB.

For purposes of this Schedule B, the term "Payment Errors" means the identified payment errors that occurred during the Period and that, when considered in the aggregate, led to Management's determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(i)(B) of Regulation AB. For purposes of this Schedule B, the term "Reporting Errors" means the identified reporting errors that occurred during the Period and that, when considered in the aggregate, led to Management's determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(ii) of Regulation AB.

The identified Payment Errors and Reporting Errors on such RMBS transactions were attributable to certain failures in processes relating to waterfall calculations and reporting that, although adapted over time, still insufficiently addressed the impact of the unprecedented levels of collateral degradation in RMBS transactions on the calculation of principal and interest payments and losses and associated investor reporting.

Scope of the Material Instances of Noncompliance: The identified Payment Errors and Reporting Errors that led to Managements determination that material instances of noncompliance with respect to the Platform had occurred were limited to certain RMBS transactions in the Platform. There were no identified Payment Errors or Reporting Errors for non-RMBS transactions in the Platform which contributed to Management's determination that there were material instances of noncompliance for the Platform. In some instances, the identified Payment Errors which contributed to Management's determination that there were material instances of noncompliance for the Platform were also considered material to the transactions on which they occurred. None of the identified Reporting Errors which contributed to Management's determination that there were material instances of noncompliance for the Platform were considered material for a particular transaction. For all transactions in the Platform (including RMBS transactions with identified Payment Errors and Reporting Errors), Management delivered an Item 1123 certification to the extent it was required to do so pursuant to the requirements of the applicable transaction documents and Regulation AB. Where there was an identified Payment Error that was considered material for an individual transaction, the Item 1123 certification included a description of the nature and scope of such error.

Remediation: Appropriate actions have been taken or are in the process of being taken to remediate the identified Payment Errors and Reporting Errors that led to Management's determination that material instances of noncompliance with respect to the Platform had occurred. Further, adjustments have been or will be made to the waterfall calculations and other operational processes and quality control measures applied to the RMBS transactions in the Platform to minimize the risk of future payment and reporting errors.

Material Instance of Noncompliance by any Vendor
NONE
Material Deficiencies in Company's Policies and Procedures to Monitor Vendor's Compliance
NONE



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

    (1) Not Applicable.

    (2) Not Applicable.

    (3)

  4 Pooling and Servicing Agreement, dated as of November 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as a special servicer, U.S. Bank National Association, as trustee, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian (Filed as Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on November 13, 2012 and incorporated by reference herein)

  10.1 Mortgage Loan Purchase Agreement, dated as of November 13, 2012, among Deutsche Mortgage & Asset Receiving and German American Capital Corporation (Filed as Exhibit 99.1 to the Registrants Current Report on Form 8-K filed on November 13, 2012 and incorporated by reference herein).

  10.2 Mortgage Loan Purchase Agreement, dated as of November 13, 2012, among Deutsche Mortgage & Asset Receiving and KeyBank National Association (Filed as Exhibit 99.2 to the Registrants Current Report on Form 8-K filed on November 13, 2012 and incorporated by reference herein).

  10.3 Mortgage Loan Purchase Agreement, dated as of November 13, 2012, among Deutsche Mortgage & Asset Receiving and Cantor Commercial Real Estate Lending, L.P. (Filed as Exhibit 99.3 to the Registrants Current Report on Form 8-K filed on November 13, 2012 and incorporated by reference herein).

  31 Rule 13a-14(d)/15d-14(d) Certification.

  33 Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    33.2 Deutsche Bank Trust Company Americas, as Certificate Administrator for the Emerald
    Square Mall Mortgage Loan
    33.3 Deutsche Bank Trust Company Americas, as Custodian for the Emerald Square Mall
    Mortgage Loan
    33.4 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Emerald Square Mall Mortgage Loan
    33.5 National Tax Search, LLC as Servicing Function Participant
    33.6 Park Bridge Lender Services LLC as Operating Advisor
    33.7 Situs Holdings, LLC as Operating Advisor for the Emerald Square Mall Mortgage Loan
    33.8 Torchlight Loan Services, LLC as Special Servicer
    33.9 Wells Fargo Bank, N.A. as Master Servicer
    33.10 Wells Fargo Bank, N.A. as Certificate Administrator
    33.11 Wells Fargo Bank, N.A. as Custodian
    33.12 Wells Fargo Bank, National Association as Master Servicer for the Emerald Square
    Mall Mortgage Loan



  34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    34.2 Deutsche Bank Trust Company Americas, as Certificate Administrator for the Emerald
    Square Mall Mortgage Loan
    34.3 Deutsche Bank Trust Company Americas, as Custodian for the Emerald Square Mall
    Mortgage Loan
    34.4 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Emerald Square Mall Mortgage Loan
    34.5 National Tax Search, LLC as Servicing Function Participant
    34.6 Park Bridge Lender Services LLC as Operating Advisor
    34.7 Situs Holdings, LLC as Operating Advisor for the Emerald Square Mall Mortgage Loan
    34.8 Torchlight Loan Services, LLC as Special Servicer
    34.9 Wells Fargo Bank, N.A. as Master Servicer
    34.10 Wells Fargo Bank, N.A. as Certificate Administrator
    34.11 Wells Fargo Bank, N.A. as Custodian
    34.12 Wells Fargo Bank, National Association as Master Servicer for the Emerald Square
    Mall Mortgage Loan



   35 Servicer compliance statement.



    35.1 Deutsche Bank Trust Company Americas, as Certificate Administrator for the Emerald
    Square Mall Mortgage Loan
    35.2 Deutsche Bank Trust Company Americas, as Custodian for the Emerald Square Mall
    Mortgage Loan
    35.3 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Emerald Square Mall Mortgage Loan
    35.4 Torchlight Loan Services, LLC as Special Servicer
    35.5 Wells Fargo Bank, N.A. as Master Servicer
    35.6 Wells Fargo Bank, N.A. as Certificate Administrator
    35.7 Wells Fargo Bank, N.A. as Custodian
    35.8 Wells Fargo Bank, National Association as Master Servicer for the Emerald Square
    Mall Mortgage Loan



   (b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

   (c) Not Applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Deutsche Mortgage & Asset Receiving Corporation
   (Depositor)


   /s/ Helaine M. Kaplan
   Helaine M. Kaplan, President
   (senior officer in charge of securitization of the depositor)


    Date:   March 29, 2013


   /s/ Natalie D. Grainger
   Natalie D. Grainger, Vice President


    Date:   March 29, 2013



  Exhibit Index

  Exhibit No.


   4 Pooling and Servicing Agreement, dated as of November 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as a special servicer, U.S. Bank National Association, as trustee, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank,
    National Association, as certificate administrator, paying agent and custodian (Filed as Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on November 13, 2012 and incorporated by reference herein)

   10.1 Mortgage Loan Purchase Agreement, dated as of November 13, 2012, among Deutsche Mortgage & Asset Receiving and German American Capital Corporation (Filed as Exhibit 99.1 to the Registrants Current Report on Form 8-K filed on November 13, 2012 and incorporated by reference herein).

   10.2 Mortgage Loan Purchase Agreement, dated as of November 13, 2012, among Deutsche Mortgage & Asset Receiving and KeyBank National Association (Filed as Exhibit 99.2 to the Registrants Current Report on Form 8-K filed on November 13, 2012 and incorporated by reference herein).

   10.3 Mortgage Loan Purchase Agreement, dated as of November 13, 2012, among Deutsche Mortgage & Asset Receiving and Cantor Commercial Real Estate Lending, L.P. (Filed as Exhibit 99.3 to the Registrants Current Report on Form 8-K filed on November 13, 2012 and incorporated by reference herein).

   31 Rule 13a-14(d)/15d-14(d) Certification.

   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    33.2 Deutsche Bank Trust Company Americas, as Certificate Administrator for the Emerald
    Square Mall Mortgage Loan
    33.3 Deutsche Bank Trust Company Americas, as Custodian for the Emerald Square Mall
    Mortgage Loan
    33.4 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Emerald Square Mall Mortgage Loan
    33.5 National Tax Search, LLC as Servicing Function Participant
    33.6 Park Bridge Lender Services LLC as Operating Advisor
    33.7 Situs Holdings, LLC as Operating Advisor for the Emerald Square Mall Mortgage Loan
    33.8 Torchlight Loan Services, LLC as Special Servicer
    33.9 Wells Fargo Bank, N.A. as Master Servicer
    33.10 Wells Fargo Bank, N.A. as Certificate Administrator
    33.11 Wells Fargo Bank, N.A. as Custodian
    33.12 Wells Fargo Bank, National Association as Master Servicer for the Emerald Square
    Mall Mortgage Loan


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    34.2 Deutsche Bank Trust Company Americas, as Certificate Administrator for the Emerald
    Square Mall Mortgage Loan
    34.3 Deutsche Bank Trust Company Americas, as Custodian for the Emerald Square Mall
    Mortgage Loan
    34.4 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Emerald Square Mall Mortgage Loan
    34.5 National Tax Search, LLC as Servicing Function Participant
    34.6 Park Bridge Lender Services LLC as Operating Advisor
    34.7 Situs Holdings, LLC as Operating Advisor for the Emerald Square Mall Mortgage Loan
    34.8 Torchlight Loan Services, LLC as Special Servicer
    34.9 Wells Fargo Bank, N.A. as Master Servicer
    34.10 Wells Fargo Bank, N.A. as Certificate Administrator
    34.11 Wells Fargo Bank, N.A. as Custodian
    34.12 Wells Fargo Bank, National Association as Master Servicer for the Emerald Square
    Mall Mortgage Loan


   35 Servicer compliance statement.



    35.1 Deutsche Bank Trust Company Americas, as Certificate Administrator for the Emerald
    Square Mall Mortgage Loan
    35.2 Deutsche Bank Trust Company Americas, as Custodian for the Emerald Square Mall
    Mortgage Loan
    35.3 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Emerald Square Mall Mortgage Loan
    35.4 Torchlight Loan Services, LLC as Special Servicer
    35.5 Wells Fargo Bank, N.A. as Master Servicer
    35.6 Wells Fargo Bank, N.A. as Certificate Administrator
    35.7 Wells Fargo Bank, N.A. as Custodian
    35.8 Wells Fargo Bank, National Association as Master Servicer for the Emerald Square
    Mall Mortgage Loan
