Form 10-K/A
COMM 2012-CCRE4 Mortgage Trust
filed 2013-10-28
CIK 1558546

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                (Amendment No.1)


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

    Not applicable.


EXPLANATORY NOTE

  The purpose of this Amendment No. 1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 29, 2013 (the "Original Form 10-K"), is to file (i) an amended Rule 13a-14(d)/15d-14(d) Certification of the registrant, dated October 28, 2013 as a replacement to the Rule 13a-14(d)/15d-14(d) Certification filed as Exhibit 31 of the Exhibits, Rule 13a-14(d)/15d-14(d) Certification under Item 15 to the Original Form 10-K, (ii) an amended Report of Assessment of Compliance with Applicable Servicing Criteria for Wells
  Fargo Bank, National Association ("Wells Fargo Bank"), as Custodian, dated August 12, 2013 as a replacement to the Report of Assessment of Compliance with Applicable Servicing Criteria filed as Exhibit 33.11 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K, (iii) an amended Attestation Report on Assessment of Compliance with Applicable Servicing Criteria for Wells Fargo Bank, as Custodian, dated August 12, 2013 as a replacement to the Attestation Report on Assessment of Compliance with Applicable Servicing Criteria filed as Exhibit 34.11 of the Exhibits, Financial Statements Schedules under Item 15 to the Original Form 10-K, the amendments referred to in clause (ii) above and this clause (iii) being made as result of receipt by the registrant of a letter, dated August 13, 2013, from the Corporate Trust Services Division of Wells Fargo Bank, a copy of which is filed as Exhibit 99.1 of the Exhibits, Financial Statement Schedules under Item 15, notifying the registrant of the revised reports and providing certain explanatory information related to those reports and certain reports previously delivered by Wells Fargo Bank, as Custodian, (iv) an amended Servicer Compliance Statement of Wells Fargo Bank, as Certificate Administrator, dated October 25, 2013 as an amendment to the Servicer Compliance Statement filed as Exhibit 35.6 of the Exhibits, Servicer Compliance Statement under Item 15 to the Original Form 10-K, (v) an amended Servicer Compliance Statement of Wells Fargo Bank, as Custodian, dated October 25, 2013 as a replacement to the Servicer Compliance Statement filed as
  Exhibit 35.7 of the Exhibits, Servicer Compliance Statement under Item 15 to the Original Form 10-K and (vi) the Pooling and Servicing Agreement, dated as of October 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as registrant, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, Deutsche Bank Trust Company Americas, as certificate administrator, paying agent and custodian, and Situs Holdings, LLC, as operating advisor, relating to the COMM 2012-CCRE3 Mortgage Trust transaction (Commission File Number 333-172143-06). The Emerald Square Mortgage Loan included in the issuing entity and referred to in the Exhibit Index in the Original Form 10-K is part of the pari passu Emerald Square Mall loan combination, which is primary serviced by Wells Fargo Bank, National Association, pursuant to the Pooling and Servicing Agreement for the COMM 2012-CCRE3 Mortgage Trust transaction.



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

* With respect to servicing criterion 1122(d)(3)(ii), certain amounts due to investors were not allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

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



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

    (1) Not Applicable.

    (2) Not Applicable.

    (3)

  4.1 Pooling and Servicing Agreement, dated as of November 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as a special servicer, U.S. Bank National Association, as trustee, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on November 13, 2012 and incorporated by reference herein).


  4.2 Pooling and Servicing Agreement, dated as of October 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as registrant, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, Deutsche Bank Trust Company Americas, as certificate administrator, paying agent and custodian, and Situs Holdings, LLC, as operating advisor, relating to the COMM 2012-CCRE3 Mortgage Trust transaction, pursuant to which the Emerald Square Mall Mortgage Loan is being serviced (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A, filed by the registrant on November 21, 2012 and incorporated by reference herein).


  10.1 Mortgage Loan Purchase Agreement, dated as of November 13, 2012, among Deutsche Mortgage & Asset Receiving and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 13, 2012 and incorporated by reference herein).


  10.2 Mortgage Loan Purchase Agreement, dated as of November 13, 2012, among Deutsche Mortgage & Asset Receiving and KeyBank National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on November 13, 2012 and incorporated by reference herein).


  10.3 Mortgage Loan Purchase Agreement, dated as of November 13, 2012, among Deutsche Mortgage & Asset Receiving and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on November 13, 2012 and incorporated by reference herein).

  31 Rule 13a-14(d)/15d-14(d) Certification.

  33 Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    incorporated by reference to Exhibit 33.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).
    33.2 Deutsche Bank Trust Company Americas, as Certificate Administrator for the Emerald
    Square Mall Mortgage Loan incorporated by reference to Exhibit 33.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).
    33.3 Deutsche Bank Trust Company Americas, as Custodian for the Emerald Square Mall
    Mortgage Loan incorporated by reference to Exhibit 33.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013(File No. 333-172143-07).
    33.4 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Emerald Square Mall Mortgage Loan incorporated by reference to
    Exhibit 33.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-07).
    33.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to
    Exhibit 33.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-07).
    33.6 Park Bridge Lender Services LLC as Operating Advisor incorporated by reference to Exhibit 33.6 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).
    33.7 Situs Holdings, LLC as Operating Advisor for the Emerald Square Mall Mortgage Loan incorporated by reference to Exhibit 33.7 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-07).
    33.8 Torchlight Loan Services, LLC as Special Servicer incorporated by reference to Exhibit 33.8 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).
    33.9 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to Exhibit 33.9 of the
    Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).
    33.10 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to Exhibit 33.10 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).
    33.11 Wells Fargo Bank, N.A. as Custodian.
    33.12 Wells Fargo Bank, National Association as Master Servicer for the Emerald Square
    Mall Mortgage Loan incorporated by reference to Exhibit 33.9 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013(File No. 333-172143-07).



  34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant incorporated by reference to Exhibit 34.1 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-07).
    34.2 Deutsche Bank Trust Company Americas, as Certificate Administrator for the Emerald
    Square Mall Mortgage Loan incorporated by reference to Exhibit 34.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).
    34.3 Deutsche Bank Trust Company Americas, as Custodian for the Emerald Square Mall
    Mortgage Loan incorporated by reference to Exhibit 34.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013(File No. 333-172143-07).
    34.4 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Emerald Square Mall Mortgage Loan incorporated by reference to
    Exhibit 34.4 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-07).
    34.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 34.5 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-07).
    34.6 Park Bridge Lender Services LLC as Operating Advisor incorporated by reference to
    Exhibit 34.6 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-07).
    34.7 Situs Holdings, LLC as Operating Advisor for the Emerald Square Mall Mortgage Loan
    incorporated by reference to Exhibit 34.7 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).
    34.8 Torchlight Loan Services, LLC as Special Servicer incorporated by reference to
    Exhibit 34.8 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-07).
    34.9 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to Exhibit 34.9 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-07).
    34.10 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to Exhibit 34.10 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).
    34.11 Wells Fargo Bank, N.A. as Custodian.
    34.12 Wells Fargo Bank, National Association as Master Servicer for the Emerald Square
    Mall Mortgage Loan incorporated by reference to Exhibit 34.9 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013(File No. 333-172143-07).



   35 Servicer compliance statement.



    35.1 Deutsche Bank Trust Company Americas, as Certificate Administrator for the Emerald
    Square Mall Mortgage Loan incorporated by reference to Exhibit 35.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).
    35.2 Deutsche Bank Trust Company Americas, as Custodian for the Emerald Square Mall
    Mortgage Loan incorporated by reference to Exhibit 35.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).
    35.3 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Emerald Square Mall Mortgage Loan incorporated by reference to
    Exhibit 35.3 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-07).
    35.4 Torchlight Loan Services, LLC as Special Servicer incorporated by reference to Exhibit 35.4 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-07).
    35.5 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to Exhibit 35.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-07).
    35.6 Wells Fargo Bank, N.A. as Certificate Administrator.
    35.7 Wells Fargo Bank, N.A. as Custodian.
    35.8 Wells Fargo Bank, National Association as Master Servicer for the Emerald Square
    Mall Mortgage Loan incorporated by reference to Exhibit 35.8 of the Annual Report on
    Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).


    99.1 Letter, dated August 13, 2013, from the Corporate Trust Services division of Wells Fargo Bank, National Association, as Custodian to the depositor regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association, as
    Custodian.




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


    Date:   October 28, 2013


   Deutsche Mortgage & Asset Receiving Corporation
   (Depositor)


   /s/ Helaine M. Kaplan
   Helaine M. Kaplan, President
   (Senior Officer in Charge of Securitization of the Depositor)

   /s/ Matt Smith
   Matt Smith, Vice President



  Exhibit Index

  Exhibit No.


  4.1 Pooling and Servicing Agreement, dated as of November 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as a special servicer, U.S. Bank National Association, as trustee, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on November 13, 2012 and incorporated by reference herein).


  4.2 Pooling and Servicing Agreement, dated as of October 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as registrant, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, Deutsche Bank Trust Company Americas, as certificate administrator, paying agent and custodian, and Situs Holdings, LLC, as operating advisor, relating to the COMM 2012-CCRE3 Mortgage Trust transaction, pursuant to which the Emerald Square Mall Mortgage Loan is being serviced (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A, filed by the registrant on November 21, 2012 and incorporated by reference herein).


  10.1 Mortgage Loan Purchase Agreement, dated as of November 13, 2012, among Deutsche Mortgage & Asset Receiving and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 13, 2012 and incorporated by reference herein).


  10.2 Mortgage Loan Purchase Agreement, dated as of November 13, 2012, among Deutsche Mortgage & Asset Receiving and KeyBank National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on November 13, 2012 and incorporated by reference herein).


  10.3 Mortgage Loan Purchase Agreement, dated as of November 13, 2012, among Deutsche Mortgage & Asset Receiving and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on November 13, 2012 and incorporated by reference herein).

  31 Rule 13a-14(d)/15d-14(d) Certification.

  33 Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    incorporated by reference to Exhibit 33.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).
    33.2 Deutsche Bank Trust Company Americas, as Certificate Administrator for the Emerald
    Square Mall Mortgage Loan incorporated by reference to Exhibit 33.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).
    33.3 Deutsche Bank Trust Company Americas, as Custodian for the Emerald Square Mall
    Mortgage Loan incorporated by reference to Exhibit 33.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013(File No. 333-172143-07).
    33.4 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Emerald Square Mall Mortgage Loan incorporated by reference to
    Exhibit 33.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-07).
    33.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to
    Exhibit 33.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-07).
    33.6 Park Bridge Lender Services LLC as Operating Advisor incorporated by reference to Exhibit 33.6 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).
    33.7 Situs Holdings, LLC as Operating Advisor for the Emerald Square Mall Mortgage Loan incorporated by reference to Exhibit 33.7 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-07).
    33.8 Torchlight Loan Services, LLC as Special Servicer incorporated by reference to Exhibit 33.8 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).
    33.9 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to Exhibit 33.9 of the
    Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).
    33.10 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to Exhibit 33.10 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).
    33.11 Wells Fargo Bank, N.A. as Custodian.
    33.12 Wells Fargo Bank, National Association as Master Servicer for the Emerald Square
    Mall Mortgage Loan incorporated by reference to Exhibit 33.9 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013(File No. 333-172143-07).



  34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant incorporated by reference to Exhibit 34.1 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-07).
    34.2 Deutsche Bank Trust Company Americas, as Certificate Administrator for the Emerald
    Square Mall Mortgage Loan incorporated by reference to Exhibit 34.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).
    34.3 Deutsche Bank Trust Company Americas, as Custodian for the Emerald Square Mall
    Mortgage Loan incorporated by reference to Exhibit 34.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013(File No. 333-172143-07).
    34.4 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Emerald Square Mall Mortgage Loan incorporated by reference to
    Exhibit 34.4 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-07).
    34.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 34.5 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-07).
    34.6 Park Bridge Lender Services LLC as Operating Advisor incorporated by reference to
    Exhibit 34.6 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-07).
    34.7 Situs Holdings, LLC as Operating Advisor for the Emerald Square Mall Mortgage Loan
    incorporated by reference to Exhibit 34.7 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).
    34.8 Torchlight Loan Services, LLC as Special Servicer incorporated by reference to
    Exhibit 34.8 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-07).
    34.9 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to Exhibit 34.9 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-07).
    34.10 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to Exhibit 34.10 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).
    34.11 Wells Fargo Bank, N.A. as Custodian.
    34.12 Wells Fargo Bank, National Association as Master Servicer for the Emerald Square
    Mall Mortgage Loan incorporated by reference to Exhibit 34.9 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013(File No. 333-172143-07).



   35 Servicer compliance statement.



    35.1 Deutsche Bank Trust Company Americas, as Certificate Administrator for the Emerald
    Square Mall Mortgage Loan incorporated by reference to Exhibit 35.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).
    35.2 Deutsche Bank Trust Company Americas, as Custodian for the Emerald Square Mall
    Mortgage Loan incorporated by reference to Exhibit 35.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).
    35.3 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Emerald Square Mall Mortgage Loan incorporated by reference to
    Exhibit 35.3 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-07).
    35.4 Torchlight Loan Services, LLC as Special Servicer incorporated by reference to Exhibit 35.4 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-07).
    35.5 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to Exhibit 35.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-07).
    35.6 Wells Fargo Bank, N.A. as Certificate Administrator.
    35.7 Wells Fargo Bank, N.A. as Custodian.
    35.8 Wells Fargo Bank, National Association as Master Servicer for the Emerald Square
    Mall Mortgage Loan incorporated by reference to Exhibit 35.8 of the Annual Report on
    Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-07).


    99.1 Letter, dated August 13, 2013, from the Corporate Trust Services division of Wells Fargo Bank, National Association, as Custodian to the depositor regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association, as
    Custodian.




Rule 13a-14(d)/15d-14(d) Certification

  I, Helaine M. Kaplan, certify that:

  1. I have reviewed this report on Form 10-K, and all reports on Form 10-D required to be filed in respect of periods covered by this report on Form 10-K of the COMM 2012-CCRE4 Mortgage Trust (the "Exchange Act Periodic Reports");

  2. Based on my knowledge, the Exchange Act Periodic Reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act Periodic Reports;

  4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act Periodic Report, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

  In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant, Deutsche Bank Trust Company Americas, as Certificate Administrator for the Emerald Square Mall Mortgage Loan, Deutsche Bank Trust Company Americas, as Custodian for the Emerald Square Mall Mortgage Loan, Midland Loan Services, Inc., a Division of PNC Bank, National Association, as Special Servicer for the Emerald Square Mall Mortgage Loan, National Tax Search, LLC as Servicing Function Participant, Park Bridge Lender Services LLC as Operating Advisor, Situs Holdings, LLC as Operating Advisor for the Emerald Square Mall Mortgage Loan, Torchlight Loan Services, LLC as Special Servicer, Wells Fargo Bank, National Association as Master Servicer, Wells Fargo Bank, National Association as Certificate Administrator, Wells Fargo Bank, National Association as Custodian and Wells Fargo Bank, National Association as Master Servicer for the Emerald Square Mall Mortgage Loan.

Date:  October 28, 2013

/s/ Helaine M. Kaplan
Helaine M. Kaplan
President
(Senior Officer in Charge of Securitization of the Depositor)


  EX-33.8
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 l0th Avenue Southeast
Minneapolis, MN 55414

ASSESSMENT OF COMPLlANCE WITH THE APPLICABLE SERVICING CRITERIA


Management of the Document Custody Section of the Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in
Item 1122(d) of Regulation AB of the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform:
Publicly-issued. (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any such securities issued by any agency or instrumentality of the U.S. government (other than the Federal Deposit Insurance Company) or any government sponsored entity (the "Platform"). Appendix A identifies the individual transactions defined by the Company as constituting the Platform.

Period: As of and for the twelve months ended Decembet 31, 2012 (the "Period").

Applicable Servicing Criteria:
The servicing criteria set forth in Item 1122(d)(1)(iv), 1122(d)(4)(i), 1122(d)(4)(ii) and 1122(d)(4)(iii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). With respect to the Platform, servicing criterion 1122(d)(4)(iii) is applicable only as it relates to the Company's obligation to review and maintain the required loan documents related to any additions, removals or substitutions in accordance with the transaction agreements. Management of the Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

With respect to the Platform and the Period, the Company's management provides the following assertion of compliance with respect to the Applicable Servicing
Criteria:

1. The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria.

2. The Company's management has assessed the Company's compliance with the Applicable Servicing Criteria. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph
(d) of Item 1122 of Regulation AB.

3. The Company has determined with respect to applicable servicing criterion 1122(d)(4)(iii) that there were no activities performed during the Period with respect to the Platform, because there were no occurrences of events that would require the Company to perform such activities.

4. Based on such assessment as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

As discussed in Appendix B, the Company has amended its Assessment of Compliance with the Applicable Servicing Criteria dated February 15, 2013 to include the applicable servicing criterion 1122(d)(4)(iii) and to include certain previously omitted transactions in its Platform.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report with respect to management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.


WELLS FARGO BANK, National Association
By: /s/ Shari L. Gillund
    Shari L. Gillund

Title: Senior Vice President
Dated: August 12, 2013


(page)


Appendix A to the Company's Assessment of Compliance with the Applicable Servicing Criteria


                         Previously                                                          Previously
                         Omitted         Subject to                                          Omitted         Subject to
Platform Transaction     Transaction?    1122(d)(4)(iii)?           Platform Transaction     Transaction?    1122(d)(4)(iii)?

ABFC FFMLT2006-FFH1                                                BACM 2006-3               Y
ABFC2006-HE1                                                       BACM 2006-4               Y
ABFC2006-OPT1                                                      BACM 2006-6               Y
ABFC2006-OPT2                                                      BACM 2007-2               Y
ABFC2006-OPT3                                                      BACM 2007-3               Y
ABSC RFC 2007-HE1                                                  BACM 2007-4               Y
ACE2006-ASAP1                                                      BACM 2007-5               Y
ACE2006-ASAP2                                                      BACM 2008-1               Y
ACE2006-ASAP3                                                      BACM 2008-LS1             Y
ACE2006-ASAP4                                                      BAFC 2006-B
ACE2006-ASAP5                                                      BAFC 2006-C
ACE2006-ASAP6                                                      BAFC 2006-E
ACE2006-ASL1                                                       BAMC-ABFC2007-WMC1
ACE2006-CW1                                                        BARC SABR2006-FR1
ACE2006-FM1                                                        BARC SABR2006-OP1
ACE2006-FM2                                                        BARC SABR2006-WM1
ACE2006-GP1                                                        BARC SABR2006-WM2
ACE2006-HE1                                                        BARC SABR2006-WM3
ACE2006-HE2                                                        BARC, BCAP2006-AA2
ACE2006-HE3                                                        BARC, BCAP2007-AA2
ACE2006-HE4                                                        BARC, BCAP2007-AA3
ACE2006-OP1                                                        BARC, SABR2006-FR2
ACE2006-OP2                                                        BARC, SABR2006-FR3
ACE2006-SD1                                                        BARC, SABR2006-FR4
ACE2006-SD2                                                        BARC, SABR2006-HE1
ACE2006-SD3                                                        BARC, SABR2006-HE2
ACE2006-SL1                                                        BARC, SABR2006-NC1
ACE2006-SL2                                                        BARC, SABR2006-WM4
ACE2006-SL3                                                        BARC, SABR2007-BR2
ACE2006-SL4                                                        BARC,BCAP2006-AA1
ACE2007-ASAP1                                                      BARC-SABR2007-BR3
ACE2007-ASAP2                                                      BCAP2007-AA1
ACE2007-ASL1                                                       BCAP2007-AA4
ACE2007-HE1                                                        BCAP2007-AA5
ACE2007-HE2                                                        BCAP2007-AB1
ACE2007-HE3                                                        BoAALT 2006-1
ACE2007-HE4                                                        BoAALT 2006-2
ACE2007-HE5                                                        BoAALT 2006-3
ACE2007-SL1                                                        BoAALT 2006-4
ACE2007-SL2                                                        BoAALT 2006-5
ACE2007-WM1                                                        BoAALT 2006-6
ACE2007-WM2                                                        BoAALT 2006-7
ARMT 2006-3                                                        BoAALT 2006-8
BACM 2006-1             Y                                          BoAALT 2006-9

(page)



                         Previously                                                          Previously
                         Omitted         Subject to                                          Omitted         Subject to
Platform Transaction     Transaction?    1122(d)(4)(iii)?           Platform Transaction     Transaction?    1122(d)(4)(iii)?

BOAALT 2007-1                                                       BSALTA 2006-8
BoAALT 2007-2                                                       BSALTA 2007-1
BoAMS 2006-1                                                        BSALTA 2007-2
BoAMS 2006-2                                                        BSALTA 2007-3
BoAMS 2006-3                                                        BSART 2006-1
BoAMS 2006-A                                                        BSART 2006-2
BoAMS 2006-B                                                        BSART 2006-4
BOAMS 2007-1                                                        BSART 2007-1
BoAMS 2007-2                                                        BSART 2007-2
BOAMS 2007-3                                                        BSART 2007-4
BOAMS 2007-4                                                        BSART 2007-5
BSAAT 2007-1                                                        BSMF 2006-AC1
BSABS 2006-2                                                        BSMF 2006-AR1
BSABS 2006-3                                                        BSMF 2006-AR2
BSABS 2006-4                                                        BSMF 2006-AR3
BSABS 2006-AC1                                                      BSMF 2006-AR4
BSABS 2006-AC2                                                      BSMF 2006-AR5
BSABS 2006-AC3                                                      BSMF 2006-SL1                            Y
BSABS 2006-AC4                                                      BSMF 2006-SL2                            Y
BSABS 2006-AC5                                                      BSMF 2006-SL3
BSABS 2006-IM1                                                      BSMF 2006-SL4
BSABS 2006-SD1                           Y                          BSMF 2006-SL5
BSABS 2006-SD2                           Y                          BSMF 2006-SL6
BSABS 2006-SD3                                                      BSMF 2007-AR1
BSABS 2006-SD4                                                      BSMF 2007-AR2
BSABS 2006-ST1                                                      BSMF 2007-AR3
BSABS 2007-1                                                        BSMF 2007-AR4
BSABS 2007-2                                                        BSMF 2007-AR5
BSABS 2007-AC1                                                      BSMF 2007-SL1
BSABS 2007-AC2                                                      BSMF 2007-SL2
BSABS 2007-AC3                                                      BSSLT 2007-1                             Y
BSABS 2007-AC4                                                      CARR-2007-FRE1
BSABS 2007-AC5                                                      CARR-2007-RFC1
BSABS 2007-AC6                                                      Carrington 2006-FRE1
BSABS 2007-SDl                                                      Carrington 2006-FRE2
BSABS 2007-SD2                                                      Carrington 2006-OPT1
BSABS 2007-SD3                                                      CCMT 2006-C5             Y
BSALTA 2006-1                                                       CCMT 2008-C7             Y
BSALTA 2006-2                                                       CD 2006-CD2              Y
BSALTA 2006-3                                                       CD 2007-CD4              Y
BSALTA 2006-4                                                       CD 2007-CD5              Y
BSALTA 2006-5                                                       CMLT2006-RFC1
BSALTA 2006-6                                                       CMLTI 2006-HE3
BSALTA 2006-7                                                       CMLTI 2007-AR4

(page)



                         Previously                                                          Previously
                         Omitted         Subject to                                          Omitted         Subject to
Platform Transaction     Transaction?    1122(d)(4)(iii)?           Platform Transaction     Transaction?    1122(d)(4)(iii)?

CMLTI 2007-AR5                                                      CSMC 2007-3
CMLTI 2007-AR8                                                      CSMC 2007-4
CMLTI 2007-WFHE2                                                    CSMC 2007-6
CMLTI 2007-WFHE3                                                    CSMC 2007-7
CMLTI 2007-WFHE4                                                    DBALT2006-AB1
CMRA, PHH2008-CIM1                                                  DBALT2006-AB2
CMSC 2007-5                                                         DBALT2006-AB3
COBALT 2006-C1           Y                                          DBALT2006-AB4
COBALT 2007-C2           Y                                          DBALT2006-AF1
COBALT 2007-C3           Y                                          DBALT2006-AR1
COMM 2006-C7             Y                                          DBALT2006-AR2
COMM 2007-C9             Y                                          DBALT2006-AR3
COMM12-CCRE1             Y                                          DBALT2006-AR4
COMM12-CCRE2             Y                                          DBALT2006-AR5
COMM12-CCRE4             Y                                          DBALT2007-1
COMM12-CCRE5             Y                                          DBALT2007-2
CSAB 2006-1              Y                                          DBALT2007-3
CSAB 2006-2                                                         DBALT2007-AB1
CSAB 2006-3                                                         DBALT2007-AR1
CSAB 2006-4                                                         DBALT2007-AR2
CSAB 2007-1                                                         DBALT2007-AR3
CSFB 2006-C1             Y                                          DBALT2007-BAR1
CSFB 2006-C2             Y                                          DBALT2007-OA1
CSFB 2006-C3             Y                                          DBALT2007-OA2
CSFB 2006-C4             Y                                          DBALT2007-OA3
CSFB 2006-C5             Y                                          DBALT2007-OA4
CSFB 2007-C1             Y                                          DBALT2007-OA5
CSFB 2007-C2             Y                                          DBALT2007-RAMP1
CSFB 2007-C3             Y                                          DBALTL 2006-AR6
CSFB 2007-C4             Y                                          DBALTL 2006-OA1
CSFB 2007-C5             Y                                          DBUBS 11-LC3
CSFB 2008-C1             Y                                          FASC, 2006-FF16
CSFB ABSC 2006-HE3                                                  FASC, 2006-FF8
CSFB ABSC 2006-HE5                                                  FF 2006-FF1              Y
CSFB ARMT 2006-2                                                    FFML 2006-FF5            Y
CSMC 2006-1                                                         FFML2006-FF2
CSMC 2006-2                                                         FFML2006-FF7
CSMC 2006-3                                                         FFML2006-FF9
CSMC 2006-4                                                         FREM, 2006-A
CSMC 2006-7                                                         FREM, 2006-B
CSMC 2006-8                                                         FREM, 2006-C
CSMC 2006-9                                                         FREM, 2006-D
CSMC 2007-1                                                         FREM, 2006-E
CSMC 2007-2                                                         FSMC, 2006-1

(page)



                         Previously                                                          Previously
                         Omitted         Subject to                                          Omitted         Subject to
Platform Transaction     Transaction?    1122(d)(4)(iii)?           Platform Transaction     Transaction?    1122(d)(4)(iii)?

FSMC, 2006-2                                                        GSR 2006-AR2
FSMC, 2006-3                                                        GSR 2007-AR1
FSMC, 2007-1                                                        GSR 2007-AR2
GCMI, SV2006-OPT1                                                   GSR 2007-HEL1
GCMI, SV2006-OPT2                                                   HALO 2007-2
GCMI, SV2006-OPT3                                                   HARBORVIEW 2007-2        Y
GCMI, SV2006-OPT4                                                   HASCO 2006-OPT2          Y
GCMI, SV2006-OPT5                                                   HASCO 2006-OPT1          Y
GCMI-HVIEW2007-4                                                    HASCO 2006-OPT3          Y
GCMI-HVIEW2007-7                                                    HASCO 2007-HE2           Y
GCMI-RBSGC2007-B                                                    HASCO 2007-NC1           Y
GCMI-SV2007-OPT1                                                    HASCO 2007-WF1           Y
GCMI-SV2007-OPT2                                                    HASCO2006-OPT4
GCMI-SV2007-OPT3                                                    HASCO2006-WMC1
GCMI-SV2007-OPT4                                                    HEAT 2006-1
GCMI-SV2007-OPT5                                                    HEAT 2006-3
GCM1-SV2007-WMC1                                                    HEAT 2006-4
GECMC 2007-C1            Y                                          HEAT 2006-5
GMAC 2006-C1             Y                                          HEAT 2006-6
GNPT 2006-AR1                                                       HEAT 2006-7
GNPT 2006-AR2                                                       HEAT 2006-8
GNPT 2006-AR3                                                       HEAT 2007-1
GS 2006-GG6              Y                                          HEAT 2007-2
GS 2006-GG8              Y                                          HEAT 2007-3
GS 2007-GG10             Y                                          HELT2007-FRE1
GSAA 2006-10                                                        HEMT 2006-1
GSAA 2006-12                                                        HEMT 2006-3
GSAA 2006-14                                                        HEMT 2006-4
GSAA 2006-16                                                        HSBA-FFML2006-FF11
GSAA 2006-18                                                        HSBA-HALO2006-2
GSAA 2006-6                                                         HSBA-HALO2007-1
GSAA 2006-8                                                         HSBA-HALO2007-AR1
GSAA 2007-10                                                        HSBA-HALO2007-AR2
GSAA 2007-4                                                         HSBA-HALO2007-WF1
GSAA 2007-5                                                         HSBA-HASCO2006-HE1
GSAA 2007-6                                                         HSBA-HASCO2006-HE2
GSAA 2007-7                                                         HSBA-HASCO2007-HE1
GSAA 2007-8                                                         HSBA-HASCO2007-OPT1
GSAA 2007-9                                                         JPM CHAS 2006-CIBC16     Y               Y
GSAMP 2006-S3                                                       JPM CHAS 2007-CIBC18     Y               Y
GSMSC 12-GC6             Y                                          JPM CHAS 2007-CIBC20     Y               Y
GSMSC 12GCJ7             Y                                          JPM CHASE 2006-LDP6      Y
GSR 2006-5F                                                         JPM CHASE 2007-C1        Y               Y
GSR 2006-AR1                                                        JPM CHASE 2007-LDP10     Y

(page)



                         Previously                                                          Previously
                         Omitted         Subject to                                          Omitted         Subject to
Platform Transaction     Transaction?    1122(d)(4)(iii)?           Platform Transaction     Transaction?    1122(d)(4)(iii)?

JPMC 12-CIBX             Y                                          LXS 2007-12N
JPMC 12-LC9              Y                                          LXS 2007-14H
JPMC 2011-C5             Y                                          LXS 2007-15N
JPMC 2012-C6             Y                                          LXS 2007-2N
JPMC 2012-C8             Y                                          LXS 2007-3
JPMORGAN 2006-LDP7       Y                                          LXS 2007-4N
LMT 2006-2                                                          LXS 2007-6
LMT 2006-4                                                          LXS 2007-8H
LMT 2006-5                                                          LXS 2007-9
LMT 2006-7                                                          MABS 2007-HE1
LMT 2006-8                                                          MABS 2007-HE2
LMT 2007-10                                                         MALT 2007-HF1
LMT 2007-2                                                          MANA 2007-A1
LMT 2007-4                                                          MANA 2007-A2
LMT 2007-5                                                          MANA 2007-A3
LMT 2007-6                                                          MANA 2007-AF1
LMT 2007-7                                                          MANA 2007-F1
LMT 2007-8                                                          MANA 2007-OAR1
LMT 2007-9                                                          MANA 2007-OAR2
LMT 2008-2                                                          MANA 2007-OAR3
LUMI2007-1                                                          MANA 2007-OAR4
LUMI2007-2                                                          MANA 2007-OAR5
LUMINENT 2006-2          Y                                          MARM 2007-3
LUMINENT 2006-7          Y                                          MARM 2007-HF1
LUMINENT2006-3                                                      MARM 2007-HF2
LUMINENT2006-4                                                      MASTR 2007-1
LUMINENT2006-5                                                      MERR OWNIT 2006-2
LUMINENT2006-6                                                      MLCC 2006-1
LXS 2006-01                                                         MLCC 2006-2
LXS 2006-10N                                                        MLCC 2006-3
LXS 2006-11                                                         MLCC 2007-1
LXS 2006-12N                                                        MLCC 2007-2
LXS 2006-13                                                         MLCC 2007-3
LXS 2006-15                                                         MLMBS 2007-1
LXS 2006-17                                                         MLMBS 2007-2
LXS 2006-18N                                                        MLMBS 2007-3
LXS 2006-19                                                         MLMI 2006-A1
LXS 2006-20                                                         MLM1 2006-A2
LXS 2006-3                                                          MLMI 2006-A3
LXS 2006-5                                                          MLMI 2006-A4
LXS 2006-7                                                          MLMI 2006-AF1
LXS 2006-8                                                          MLMI 2006-AF2
LXS 2007-1                                                          MLMI 2006-F1
LXS 2007-11                                                         MLMI 2006-FM1

(page)



                         Previously                                                          Previously
                         Omitted         Subject to                                          Omitted         Subject to
Platform Transaction     Transaction?    1122(d)(4)(iii)?           Platform Transaction     Transaction?    1122(d)(4)(iii)?

MLMI 2006-HE1                                                       MSCC HEL 2007-1
MLMI 2006-HE2                                                       MSCC-2007-14AR
MLMI 2006-HE3                                                       MSCI 2007-IQ15           Y               Y
MLMI 2006-OPT1                                                      NAAC 2006-AP1            Y
MLMI 2006-RM1                                                       NAAC 2006-AR1            Y
MLMI 2006-SL1                                                       NAAC 2007-2              Y
MLMI 2006-SL2                                                       NAAC2006-AF1
MLMI 2006-WMC1                                                      NAAC2006-AF2
MLMI 2006-WMC2                                                      NAAC2006-AR2
MLMI 2007-HE2                                                       NAAC2006-AR3
MORG2012C5                                                          NAAC2006-WF1
MRGN 2006-HE1                                                       NAAC2007-1
MRGN, 2006-HE2                                                      NAAC2007-3
MRGN, 2006-HE3                                                      NCMC 2008-1
MRGN, 2006-HE4                                                      NewCastle2007-1
MRGN, 2006-HE5                                                      NHEL 2006-FM1            Y
MRGN, 2006-HE6                                                      NHEL2006-FM2
MRGN, 2006-HE7                                                      NHEL2006-HE1
MRGN, 2006-HE8                                                      NHEL2006-HE2
MRGN, 2006-WMC1                                                     NHEL2006-HE3
MRGN, 2006-WMC2                                                     NHEL2006-WF1
MRGN, 2007-HE2                                                      NOMU-NAAC2006-AR4
Mrgn, 2007-HE5                                                      NOMU-NAAC2007-S2
Mrgn, 2007-HE6                                                      NOMU-NHEL2006-AF1
MRGN, 2007-HE7                                                      NOMU-NHEL2007-1
MRGN,2007-1                                                         NOMU-NHEL2007-2
MRGN,2007-HE3                                                       NOMU-NHEL2007-3
MRGN-ELAT2007-1                                                     OOMLT 2006-1
MRGN-ELAT2007-2                                                     OOMLT 2006-2
MRGN-MSSTI2007-1                                                    OOMLT 2006-3
MSBAM 12-C6              Y                                          OPT1-2007-1
MSC 2006-IQ12            Y               Y                          OPT1-2007-2
MSC 2007-HQ11            Y               Y                          OPT1-2007-3
MSC 2007-HQ13            Y                                          OPT1-2007-4
MSCC 11-C3                                                          OPT1-2007-5
MSCC 12-C4                                                          OPT1-2007-6
MSCC 2006-11                                                        OPT1-2007-CP1
MSCC 2006-3AR                                                       OPT1-2007-FXD1
MSCC 2006-5AR                                                       OPT1-2007-FXD2
MSCC 2006-6AR                                                       OPT1-2007-HL1                            Y
MSCC 2006-7                                                         PC 2006-1                Y
MSCC 2006-8AR                                                       PHH AM 2007-1
MSCC 2007-12                                                        PHH AM 2007-2
MSCC 2007-13                                                        PHH AM 2007-3

(page)



                         Previously                                                          Previously
                         Omitted         Subject to                                          Omitted         Subject to
Platform Transaction     Transaction?    1122(d)(4)(iii)?           Platform Transaction     Transaction?    1122(d)(4)(iii)?

PHHMC 2008-CIM2                                                     RFCO 2006-KS2
PRIME 2006-1                                                        RFCO 2006-KS3
PRIME 2006-2                                                        RFCO 2006-KS4
PRIME 2006-CL1                                                      RFCO 2006-KS5
PRIME 2007-1                                                        RFCO 2006-KS6
PRIME 2007-2                                                        RFCO 2006-KS7
PRIME 2007-3                                                        RFCO 2006-KS8
RAAC Series 2006-SP1                                                RFCO 2006-KS9
Trust                    Y                                          RFCO 2006-NC2
RAAC Series 2006-SP2                                                RFCO 2006-NC3
Trust                    Y                                          RFCO 2006-QA1
RAAC Series 2006-SP3                                                RFCO 2006-QA10
Trust                    Y                                          RFCO 2006-QA11
RAAC Series 2006-SP4     Y                                          RFCO 2006-QA2
RAMP Series 2006-NC1                                                RFCO 2006-QA3
Trust                    Y                                          RFCO 2006-QA4
RAMP Series 2007-RS2                                                RFCO 2006-QA5
Trust                    Y                                          RFCO 2006-QA6
Renaissance 2006-1                                                  RFCO 2006-QA7
Renaissance 2006-2                                                  RFCO 2006-QA8
Renaissance 2006-3                                                  RFCO 2006-QA9
Renaissance 2006-4                                                  RFCO 2006-QH1
Renaissance 2007-1                                                  RFCO 2006-QO1
Renaissance 2007-2                                                  RFCO 2006-QO10
Renaissance 2007-3                                                  RFCO 2006-QO2
RFC 2007-QH7                                                        RFCO 2006-QO3
RFC 2007-QS9                                                        RFCO 2006-QO4
RFCO 2006-EFC1                                                      RFCO 2006-QO5
RFCO 2006-EFC2                                                      RFCO 2006-QO6
RFCO 2006-EMX1                                                      RFCO 2006-QO7
RFCO 2006-EMX3                                                      RFCO 2006-QO8
RFCO 2006-EMX4                                                      RFCO 2006-QO9
RFCO 2006-EMX5                                                      RFCO 2006-QS1
RFCO 2006-EMX7                                                      RFCO 2006-QS10
RFCO 2006-EMX8                                                      RFCO 2006-QS11
RFCO 2006-EMX9                                                      RFCO 2006-QS12
RFCO 2006-HI1                                                       RFCO 2006-QS13
RFCO 2006-HI2                                                       RFCO 2006-QS14
RFCO 2006-HI3                                                       RFCO 2006-QS15
RFCO 2006-HI4                                                       RFCO 2006-QS16
RFCO 2006-HI5                                                       RFCO 2006-QS17
RFCO 2006-HSA1                                                      RFCO 2006-QS18
RFCO 2006-HSA2                                                      RFCO 2006-QS3
RFCO 2006-HSA4                                                      RFCO 2006-QS4
RFCO 2006-HSA5
RFCO 2006-KS1

(page)



                         Previously                                                          Previously
                         Omitted         Subject to                                          Omitted         Subject to
Platform Transaction     Transaction?    1122(d)(4)(iii)?           Platform Transaction     Transaction?    1122(d)(4)(iii)?

RFCO 2006-QS5                                                       RFCO 2007-QH2
RFCO 2006-QS6                                                       RFCO 2007-QH3
RFCO 2006-QS7                                                       RFCO 2007-QH4
RFCO 2006-QS8                                                       RFCO 2007-QH5
RFCO 2006-QS9                                                       RFCO 2007-QH8
RFCO 2006-RS1                                                       RFCO 2007-QH9
RFCO 2006-RS2                                                       RFCO 2007-QO1
RFCO 2006-RS3                                                       RFCO 2007-QO2
RFCO 2006-RS4                                                       RFCO 2007-QO3
RFCO 2006-RS5                                                       RFCO 2007-QO4
RFCO 2006-RS6                                                       RFCO 2007-QO5
RFCO 2006-RZ1                                                       RFCO 2007-QS1
RFCO 2006-RZ2                                                       RFCO 2007-QS10
RFCO 2006-RZ3                                                       RFCO 2007-QS11
RFCO 2006-RZ4                                                       RFCO 2007-QS2
RFCO 2006-RZ5                                                       RFCO 2007-QS3
RFCO 2006-S10                                                       RFCO 2007-QS4
RFCO 2006-S11                                                       RFCO 2007-QS5
RFCO 2006-S12                                                       RFCO 2007-QS6
RFCO 2006-S2                                                        RFCO 2007-QS7
RFCO 2006-S3                                                        RFCO 2007-QS8
RFCO 2006-S4                                                        RFCO 2007-RS1
RFCO 2006-S5                                                        RFCO 2007-RZ1
RFCO 2006-S6                                                        RFCO 2007-S1
RFCO 2006-S7                                                        RFCO 2007-S2
RFCO 2006-S8                                                        RFCO 2007-S3
RFCO 2006-S9                                                        RFCO 2007-S4
RFCO 2006-SA1                                                       RFCO 2007-S5
RFCO 2006-SA2                                                       RFCO 2007-S6
RFCO 2006-SA4                                                       RFCO 2007-S7
RFCO 2007-EMX1                                                      RFCO 2007-S8
RFCO 2007-HI1                                                       RFCO 2007-S9
RFCO 2007-HSA1                                                      RFCO 2007-SA1
RFCO 2007-HSA2                                                      RFCO 2007-SA2
RFCO 2007-HSA3                                                      RFCO 2007-SA3
RFCO 2007-KS1                                                       RFCO 2007-SA4
RFCO 2007-KS2                                                       RFCO 2007-SP1
RFCO 2007-KS4                                                       RFCO 2007-SP2
RFCO 2007-QA1                                                       RFCO 2007-SP3
RFCO 2007-QA2                                                       RFCO2007-QH6
RFCO 2007-QA3                                                       RFMSI Series 2006-S1
RFCO 2007-QA4                                                       Trust                    Y
RFCO 2007-QA5                                                       SABR2007-HE1
RFCO 2007-QH1                                                       SACO 2006-10
                                                                    SACO 2006-2

(page)



                         Previously                                                          Previously
                         Omitted         Subject to                                          Omitted         Subject to
Platform Transaction     Transaction?    1122(d)(4)(iii)?           Platform Transaction     Transaction?    1122(d)(4)(iii)?

SACO 2006-3                                                         SASCO 2006-3H
SACO 2006-4                                                         SASCO 2006-BC1
SACO 2006-5                                                         SASCO 2006-BC2
SACO 2006-6                                                         SASCO 2006-BC3
SACO 2006-7                                                         SASCO 2006-BC5
SACO 2006-9                                                         SASCO 2006-BC6
SACO 2007-1                                                         SASCO 2006-OPT1                          Y
SACO 2007-2                                                         SASCO 2006-WF1                           Y
SAIL 2006-1                                                         SASCO 2006-WF2
SAIL 2006-2                                                         SASCO 2006-WF3
SAIL 2006-3                                                         SASCO 2007-BC1
SAIL 2006-4                                                         SASCO 2007-BC2
SAMI 2006-AR1                                                       SASCO 2007-BC3
SAMI 2006-AR2                                                       SASCO 2007-BC4
SAMI 2006-AR3                                                       SASCO 2007-SC1
SAMI 2006-AR4                                                       SASCO 2007-WF1
SAMI 2006-AR5                                                       SASCO 2007-WF2
SAMI 2006-AR8                                                       SASCO TIAA 2007-C4       Y               Y
SAMI 2007-AR1                                                       SEMT 2011-1
SAMI 2007-AR2                                                       SEMT 2011-2
SAMI 2007-AR3                                                       SEMT 2012-1
SAMI 2007-AR4                                                       SEMT 2012-2
SAMI 2007-AR5                                                       SEMT 2012-3
SAMI 2007-AR6                                                       SEMT 2012-4
SAMI 2007-AR7                                                       SEMT 2012-5
SARM 2006-1                                                         SEMT 2012-6
SARM 2006-11                                                        SGMF 2006-FRE1
SARM 2006-12                                                        SGMF 2006-OPT2
SARM 2006-2                                                         SGMS 2006-FRE2
SARM 2006-3                                                         SMTS 2006-1
SARM 2006-4                                                         SMTS 2007-1
SARM 2006-5                                                         SMTS 2007-2
SARM 2006-6                                                         SMTS 2007-3
SARM 2006-7                                                         SMTS 2007-4
SARM 2006-8                                                         SMTS 2010-H1
SARM 2007-10                                                        SQALT 2006-1
SARM 2007-11                                                        STARM 2007-2
SARM 2007-3                                                         STARM 2007-3
SARM 2007-4                                                         UBS MABS 2006-AB1
SARM 2007-5                                                         UBS MABS 2006-FRE1
SARM 2007-6                                                         UBS MABS 2006-HE1
SARM 2007-7                                                         UBS MABS 2006-HE2
SARM 2007-8                                                         UBS MABS 2006-HE3
SARM 2007-9                                                         UBS MABS 2006-HE4

(page)



                         Previously                                                          Previously
                         Omitted         Subject to                                          Omitted         Subject to
Platform Transaction     Transaction?    1122(d)(4)(iii)?           Platform Transaction     Transaction?    1122(d)(4)(iii)?

UBS MABS 2006-HE5                                                   WFMBS 2006-1
UBS MABS 2006-WMC1                                                  WFMBS 2006-10
UBS MABS 2006-WMC2                                                  WFMBS 2006-11
UBS MABS 2006-WMC3                                                  WFMBS 2006-12
UBS MABS 2006-WMC4                                                  WFMBS 2006-13
UBS MABS 2007-WMC1                                                  WFMBS 2006-14
UBS MALT 2006-1                                                     WFMBS 2006-15
UBS MALT 2006-2                                                     WFMBS 2006-16
UBS MALT 2006-3                                                     WFMBS 2006-17
UBS MALT 2007-1                                                     WFMBS 2006-18
UBS MARM 2006-2                                                     WFMBS 2006-19
UBS MARM 2006-OA1                                                   WFMBS 2006-2
UBS MARM 2006-OA2                                                   WFMBS 2006-20
UBS MARM 2007-1                                                     WFMBS 2006-3
UBS MARM 2007-2                                                     WFMBS 2006-4
UBS MASL 2006-1                                                     WFMBS 2006-5
UBS MASTR 2006-1                                                    WFMBS 2006-6
UBS MASTR 2006-2                                                    WFMBS 2006-7
UBS MASTR 2006-3                                                    WFMBS 2006-8
WACHOVIA 2006-C23        Y                                          WFMBS 2006-9
WACHOVIA 2006-C25        Y                                          WFMBS 2006-AR1
WACHOVIA 2006-C26        Y                                          WFMBS 2006-AR10
WACHOVIA 2006-C27        Y                                          WFMBS 2006-AR11
WACHOVIA 2006-C28        Y                                          WFMBS 2006-AR12
WACHOVIA 2006-C29        Y                                          WFMBS 2006-AR13
WACHOVIA 2007-30         Y                                          WFMBS 2006-AR14
WACHOVIA 2007-C31        Y                                          WFMBS 2006-AR15
WACHOVIA 2007-C32        Y                                          WFMBS 2006-AR16
WACHOVIA 2007-C33        Y                                          WFMBS 2006-AR17
WACHOVIA 2007-C34        Y                                          WFMBS 2006-AR18
WFALT 2007-AR5                                                      WFMBS 2006-AR19
WFALT 2007-PA1                                                      WFMBS 2006-AR2
WFALT 2007-PA2                                                      WFMBS 2006-AR3
WFALT 2007-PA3                                                      WFMBS 2006-AR4
WFALT 2007-PA4                                                      WFMBS 2006-AR5
WFALT 2007-PA5                                                      WFMBS 2006-AR6
WFALT 2007-PA6                                                      WFMBS 2006-AR7
WFCM 12-LC5              Y               Y                          WFMBS 2006-AR8
WFHET 2006-1                                                        WFMBS 2007-1
WFHET 2006-2                                                        WFMBS 2007-10
WFHET 2006-3                                                        WFMBS 2007-11
WFHET 2007-1                                                        WFMBS 2007-12
WFHET 2007-2                                                        WFMBS 2007-13
WFHM 2007-M04                                                       WFMBS 2007-14

(page)



                         Previously
                         Omitted         Subject to
Platform Transaction     Transaction?    1122(d)(4)(iii)?

WFMBS 2007-15
WFMBS 2007-16
WFMBS 2007-17
WFMBS 2007-2
WFMBS 2007-3
WFMBS 2007-4
WFMBS 2007-5
WFMBS 2007-6
WFMBS 2007-7
WFMBS 2007-8
WFMBS 2007-9
WFMBS 2007-AR10
WFMBS 2007-AR3
WFMBS 2007-AR4
WFMBS 2007-AR5
WFMBS 2007-AR6
WFMBS 2007-AR7
WFMBS 2007-AR8
WFMBS 2007-AR9
WFMBS 2008-1
WFMBS 2008-AR1
WFMBS 2008-AR2
WFRBS 11-C5                              Y
WFRBS 12-C10             Y               Y
WFRBS 12-C6              Y               Y
WFRBS 12-C7              Y               Y
WFRBS 12-C8              Y               Y
WFRBS 12-C9              Y               Y
WMC-2006-1

(page)


Appendix B to the Company's Assessment of Compliance with the Applicable Servicing Criteria


The Company has amended its assessment of compliance dated February 15, 2013 to include the applicable servicing criteria 1122(d)(4)(iii) and to include certain previously omitted transactions in its Platform.

The assessment herein has been amended to reflect the performance by the Company of the Securities and Exchange Commission's Regulation AB Item 1122(d)(4)(iii) for the Period. Although this criterion was previously deemed "not applicable" for the Period, the Company has determined that it is in fact applicable to the activities it performs with respect to the Platform, but there were no occurrences of events with respect to such criterion during the Period; and thus the assessment herein corrects the reporting of such performance. The transactions to which criterion 1122(d)(4)(iii) apply are identified in Appendix A.

The assessment herein has been corrected to reflect the inclusion of certain previously omitted transactions in the Platform. Based on the definition of the Platform, such previously omitted transactions and securities have been identified by management as part of the Platform. The assessment herein includes the listing of the transactions and securities in Appendix A which were subject to the Company's assessment that it complied in all material respects with the Applicable Servicing Criteria. The previously omitted transactions have been identified in Appendix A.




  EX-34.8

(logo) KPMG

KPMG LLP
Aon Center
Suite 5500
200 East Randolph Drive
Chicago, IL 60601-6436


Report of Independent Registered Public Accounting Firm


The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the management's assessment, included in the accompanying Assessment of Compliance with the Applicable Servicing Criteria, that the Document Custody Section of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any such securities issued by any agency or instrumentality of the U.S. government (other than the Federal Deposit Insurance Company) or any government sponsored entity (the Platform), as of and for the twelve months ended December 31, 2012. Management has determined that servicing criteria 1122(d)(1)(iv), 1122(d)(4)(i), 1122(d)(4)(ii) and 1122(d)(4)(iii) are
applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. With respect to the Platform, servicing criterion 1122(d)(4)(iii) is applicable only as it relates to the Company's obligation to review and maintain the required loan documents related to any additions, removals or substitutions in accordance with the transaction agreements. With respect to applicable servicing criterion 1122(d)(4)(iii), the Company has determined that there were no activities performed during the year ended December 31, 2012 with respect to the Platform, because there were no occurrences of events that would require the Company to perform such activities. Appendix A to the Assessment of Compliance with the Applicable Servicing Criteria identifies the individual transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing selected asset-backed transactions and securities that comprise the Platform, testing selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our


KPMG LLP is a Delaware limited liability partnership, the U.S. member firm of KPMG International Cooperative
("KPMG International"), a Swiss entity.


(page)


(logo) KPMG

examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As discussed in Appendix B to the Company's Assessment of Compliance with the Applicable Servicing Criteria, the Company has amended its assessment of compliance to include the applicable servicing criterion 1122(d)(4)(iii) and to include certain previously omitted transactions in its Platform.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria, as of and for the twelve months ended December 31, 2012 is fairly stated, in all material respects.


/s/ KPMG LLP

Chicago, Illinois
August 12, 2013


  EX-35.6


(logo) WELLS FARGO

Corporate Trust Services
MAC R1204-010
9062 Old Annapolis Road
Columbia, MD 21045

Tel: 410 884 2000
Fax: 410 715 2380


Deutsche Mortgage & Asset Receiving Corporation
60 Wall Street
New York, NY 10005


RE:  Annual Statement of Compliance


The undersigned, a duly authorized officer of Wells Fargo Bank, N.A., as Certificate Administrator and Paying Agent (in such capacity, "Wells Fargo"), hereby certifies as follows as of and for the year ending December 31, 2012 (the "reporting period"):


(a) A review of Wells Fargo's activities during the reporting period and of its performance under the applicable servicing agreement(s) listed on Schedule A hereto (the "Servicing Agreement(s)") has been made under my supervision; and

(b) To the best of my knowledge, based on such review, Wells Fargo has fulfilled all of its obligations under the Servicing Agreement(s) in all material respects throughout the reporting period, except as noted on Schedule B.


October 25, 2013


/s/Julie Eichler
Julie Eichler
Vice President


(page)


To:  Deutsche Mortgage & Asset Receiving Corporation

Schedule A


List of Servicing Agreement(s) and Series


1. Pooling and Servicing Agreement dated as of November 1, 2012, by and among DEUTSCHE MORTGAGE & ASSET RECEIVING CORPORATION, as Depositor, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Master Servicer TORCHLIGHT LOAN SERVICES, LLC, as Special Servicer, U.S. BANK NATIONAL ASSOCIATION, as Trustee, and PARK BRIDGE LENDER SERVICES LLC, as Operating Advisor and Wells Fargo Bank, N.A. as Certificate Administrator, Paying Agent and Custodian relating to the Series COMM 2012-CCRE4 Commercial Mortgage Pass-Through Certificates.


(page)


To:  Deutsche Mortgage & Asset Receiving Corporation

Schedule B


Material Non-Compliance with Servicing Obligations

Not Applicable




  EX-35.7


(logo) WELLS FARGO

Wells Fargo Bank, Na
CMBS Department
MAC N9401-011
1055 10th Avenue S.e.
Minneapolis, MN  55414


Deutsche Mortgage & Asset Receiving Corporation
60 Wall Street
New York, NY 10005


RE:  Annual Statement of Compliance


The undersigned, a duly authorized officer of Wells Fargo Bank, N.A., as Custodian (in such capacity, "Wells Fargo"), hereby certifies as follows as of and for the year ending December 31, 2012 (the "reporting period"):

(a) A review of Wells Fargo's activities during the reporting period and of its performance under the applicable servicing agreement(s) listed on Schedule A hereto (the "Servicing Agreement(s)") has been made under my supervision; and

(b) To the best of my knowledge, based on such review, Wells Fargo has fulfilled all of its obligations under the Servicing Agreement(s) in all material respects throughout the reporting period, except as noted on Schedule B.


October 25, 2013


/s/Kathleen Marshall
Kathleen Marshall
Vice President


(page)


To:  Deutsche Mortgage & Asset Receiving Corporation

Schedule A


List of Servicing Agreement(s) and Series


1. Pooling and Servicing Agreement dated as of November 1, 2012, by and among DEUTSCHE MORTGAGE & ASSET RECEIVING CORPORATION, as Depositor, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Master Servicer TORCHLIGHT LOAN SERVICES, LLC, as Special Servicer, U.S. BANK NATIONAL ASSOCIATION, as Trustee, and PARK BRIDGE LENDER SERVICES LLC, as Operating Advisor and Wells Fargo Bank, N.A. as Certificate Administrator, Paying Agent and Custodian relating to the Series COMM 2012-CCRE4 Commercial Mortgage Pass-Through Certificates.


(page)


To:  Deutsche Mortgage & Asset Receiving Corporation

Schedule B

Material Non-Compliance with Servicing Obligations

Not Applicable




  EX-99.1

(logo) WELLS FARGO

Wells Fargo Bank, National Association
9062 Old Annapolis Rd.
Columbia, Maryland 21045


Date: August 13, 2013

To:   The Parties Set Forth on Schedule A

Re: Notice Regarding Wells Fargo Document Custody Regulation AB 2012 Compliance Reports

The Document Custody Section of the Corporate Trust Services Division of Wells Fargo Bank, N.A. (such Document Custody Section is referred to in this letter as, "Wells Fargo") writes this letter to notify you that Wells Fargo has issued a revised assessment of compliance and attestation for the Custody Platform relating to the year ended December 31, 2012.

Reference is made to (i) the assessment of compliance with applicable servicing criteria (Securities and Exchange Commission's Regulation AB, Items 1122(d)(1)(iv), 1122(d)(4)(i) and 1122(d)(4)(ii), the "Applicable Servicing
Criteria") prepared by Wells Fargo as of and for the year ended December 31, 2012 and relating to the Custody Platform (defined below) (the "2012 Custody Assessment"), which reported no material instances of noncompliance, (ii) the attestation report of KPMG LLP ("KPMG"), the independent registered public accounting firm engaged by Wells Fargo to issue such attestation in connection with the 2012 Custody Assessment (the "2012 Custody Attestation"), (iii) the platform established and maintained by Wells Fargo, consisting of publicly-issued residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS") transactions for which Wells Fargo provides document custody services (the "Custody Platform"), and (iv) the list of individual transactions constituting the Custody Platform (the "Transaction Listing") maintained by Wells Fargo.

Such Transaction Listing was attached to a management representation letter and assertion issued by Wells Fargo each year to KPMG in connection with defining the Custody Platform.

Background

Wells Fargo has determined that, due to an administrative error, it inadvertently omitted from the Transaction Listing the transactions listed on Schedule B hereto for which you are the issuer/registrant. The omission of these transactions started in the year the transaction closed and has continued through 2012. Based on its Custody Platform description, Wells Fargo should have included these transactions on the Transaction Listing.


(page)


Wells Fargo has also determined that, due to the same administrative error, it also inadvertently omitted other CMBS transactions and RMBS transactions from the Transaction Listing. For the 2012 reporting year, including the transactions on Schedule B hereto, there were a total of 101 CMBS and RMBS transactions omitted from the Transaction Listing. The omission of these 101 transactions started in the year each transaction closed and has continued through 2012. Based on its Custody Platform description, Wells Fargo should have included these 101 transactions on the Transaction Listing. The 101 omitted transactions have been identified on Appendix A to the revised assessment discussed below and included with this notice. Wells Fargo will notify all appropriate parties of the omission of these transactions.

Due to the omission of the 101 transactions from the Transaction Listing, such transactions were not part of the population of transactions subject to testing performed in connection with the 2012 Custody Attestation. Aside from the omission itself of certain transactions from the Transaction Listing, management of Wells Fargo does not believe that the omission of the 101 transactions from the Transaction Listing affected the accuracy of its 2012 Custody Assessment including management?s assertion therein that for the 2012 reporting period Wells Fargo complied in all material respects with the Applicable Servicing Criteria.

In addition, Wells Fargo has determined that Item 1122(d)(4)(iii) was applicable to certain transactions in the Custody Platform, but was not previously identified as being applicable to the activities it performs with respect to the Custody Platform. The affected transactions have been identified on Appendix A to the revised assessment discussed below. Wells Fargo has determined though that there were no activities performed during the 2012 reporting period with respect to these transactions to which Item 1122(d)(4)(iii) is applicable, because there were no occurrences of events that would require Wells Fargo to perform such activities.

Issuance of Revised Reg AB Compliance Reports

Because of the above findings, Wells Fargo has determined that both the 2012 Custody Assessment and 2012 Custody Attestation were issued in error and thus the recipients of such reports should no longer rely upon such previously issued reports of Wells Fargo and KPMG.

As a result, Wells Fargo has enclosed with this notification a revised assessment of compliance with Applicable Servicing Criteria (that includes 1122(d)(4)(iii)) for the Custody Platform, including the previously omitted transactions, as of and for the year ended December 31, 2012. Also enclosed is KPMG's compliance attestation report on management's revised assessment reflecting the results of procedures performed by KPMG.

Wells Fargo understands that the issuance of a revised 2012 assessment and attestation for the Custody Platform presents disclosure ramifications for transactions


  2


(page)


currently subject to the reporting requirements of the 34' Act. Wells Fargo also understands that its omission of transactions from the Transaction Listing in prior years may raise disclosure questions as well. Wells Fargo would like to discuss these ramifications and questions as soon as possible with the issuer/registrant and its counsel and help develop an appropriate disclosure plan. In addition, Wells Fargo will be available to participate in any calls needed to discuss the issue with the SEC Staff.

Wells Fargo is taking steps to ensure that there are no more omissions from any future Transaction Listing and will adopt such additional measures as necessary to prevent any such future omissions including among other things reorganizing and/or retraining personnel and instituting enhanced controls over the process related to the maintenance of the Transaction Listing.

If you have any questions about this notification, please do not hesitate to contact Carol Tracey at 321.632.9533; carol.j.tracey@wellsfargo.com.

WELLS FARGO BANK, N.A.


  3


(page)


Schedule A

Via FedEx Overnight Delivery
Deutsche Mortgage & Asset Receiving Corporation
60 Wall Street
New York, New York 10005
Attention: Lainie Kaye

Via Electronic Mail
Kevin C. Blauch, Esq.
Sidley Austin LLP
kblauch@sidley.com

Via Electronic Mail
Anna H. Glick, Esq.
Cadwalader, Wickersham & Taft LLP
anna.glick@cwt.com


(page)


Schedule B

Transactions Omitted from the Transaction Listing


Transaction                                                  Currently Subject
                                                                     to 34 Act
                                                                    Reporting?
Deutsche Mortgage & Asset Receiving Corporation, COMM
2012-CCRE1, Commercial Mortgage Pass-Through Certificates                  Yes

Deutsche Mortgage & Asset Receiving Corporation, COMM
2012-CCRE2, Commercial Mortgage Pass-Through Certificates                  Yes

Deutsche Mortgage & Asset Receiving Corporation, COMM
2012-CCRE4, Commercial Mortgage Pass-Through Certificates                  Yes

Deutsche Mortgage & Asset Receiving Corporation, COMM
2012-CCRE5, Commercial Mortgage Pass-Through Certificates                  Yes

Deutsche Mortgage & Asset Receiving Corporation, CD 2006-CD2,
Commercial Mortgage Pass-Through Certificates                               No

Deutsche Mortgage & Asset Receiving Corporation, CD 2007-CD5,
Commercial Mortgage Pass-Through Certificates                               No

Deutsche Mortgage & Asset Receiving Corporation, COMM
2006-C7, Commercial Mortgage Pass-Through Certificates                      No

Deutsche Mortgage & Asset Receiving Corporation, COMM
2007-C9, Commercial Mortgage Pass-Through Certificates                      No