Form 10-K
COMM 2012-CCRE4 Mortgage Trust
filed 2014-03-28
CIK 1558546

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

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
      (exact names of the sponsors as specified in their charters)



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


 Registrant's telephone number, including area code: (212) 250-2500




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

    Not applicable.

EXPLANATORY NOTES

The Prince Building Mortgage Loan and the Eastview Mall and Commons Mortgage Loan, which constituted approximately 11.3% and 10.8%, respectively, of the asset pool of the issuing entity as of its cut-off date, are assets of the issuing entity and are each part of a loan combination that includes The Prince Building Mortgage Loan and the Eastview Mall and Commons Mortgage Loan and one other pari passu loan, respectively, which are not assets of the issuing entity. These loan combinations, including The Prince Building Mortgage Loan and the Eastview Mall and Commons Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacity indicated on the Exhibit Index) with respect to the Emerald Square
Mall Mortgage Loan, which constituted approximately 3.6% of the asset pool of the issuing entity as of its cut-off date. The Emerald Square Mall Mortgage
Loan is an asset of the issuing entity and is part of a loan combination that includes the Emerald Square Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the COMM 2012-CCRE3 Mortgage Trust transaction, Commission File Number 333-172143-06 (the "COMM 2012-CCRE3 Transaction"). This loan combination, including the Emerald Square Mall Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2012-CCRE3 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

Wells Fargo Bank, National Association ("Wells Fargo") is the master servicer of the loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Emerald Square Mall Mortgage Loan, which constituted approximately 3.6% of the asset pool of the issuing entity as of its cut-off date. Thus, Wells Fargo is a "servicer", as defined in Item 1108(a)(iii) of Regulation AB, with respect to the Emerald Square Mall Mortgage Loan because is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Wells Fargo in the capacities described above are listed in the Exhibit Index.

U. S. Bank National Association acts as Trustee of the issuing entity. Pursuant to the Pooling and Servicing Agreement, the Trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the Trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there was no servicing criteria applicable to the Trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the Trustee. The assessment of compliance with applicable servicing criteria of the Master Servicer covers Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants' attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer and primary servicer with respect to the Emerald Square Mall to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of servicer set forth in Item 1101(j), these vendors are servicers for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).

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


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Prince Building Mortgage Loan (Loan Number 1 on Annex A of the prospectus supplement of the Registrant relating to the issuing entity filed on November 13, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $19,737,291.00 for the twelve-month period ended December 31, 2013.

The Eastview Mall and Commons Mortgage Loan (Loan Number 2 on Annex A of the prospectus supplement of the Registrant relating to the issuing entity filed on November 13, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $18,477,201.00 for the twelve-month period ended December 31, 2013.



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



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Emerald Square Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2012-CCRE3 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2012-CCRE3 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2012-CCRE3 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in
Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as Exhibit 33.6. The material instances of noncompliance sidclosed in the 2013 NTS Assessment are as follows:

 Instances of Noncompliance by National Tax Search, LLC

Material
1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days Specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.

Noncompliance
During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

    Remediation Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not applicable
    (2) Not applicable
    (3) See below

4.1 Pooling and Servicing Agreement, dated as of November 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Torchlight Loan Services, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as
Exhibit 4 to the registrants Current Report on Form 8-K, filed on November 13, 2012 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of October 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on November 21, 2012 in connection with the COMM 2012-CCRE3 Transaction and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Prince Building
Mortgage Loan (see Exhibit 33.1)
33.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eastview Mall
and Commons Mortgage Loan (see Exhibit 33.1)
33.4 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Emerald Square Mall
Mortgage Loan (see Exhibit 33.1)
33.5 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Emerald Square Mall Mortgage Loan
33.6 National Tax Search, LLC, as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant of The Prince Building Mortgage Loan (see Exhibit 33.6)
33.8 National Tax Search, LLC, as Servicing Function Participant of the Eastview Mall and Commons Mortgage Loan
(see Exhibit 33.6)
33.9 National Tax Search, LLC, as Servicing Function Participant of the Emerald Square Mall Mortgage Loan
(see Exhibit 33.6)
33.10 Park Bridge Lender Services LLC, as Operating Advisor
33.11 Park Bridge Lender Services LLC, as Operating Advisor of The Prince Building Mortgage Loan
(see Exhibit 33.10)
33.12 Park Bridge Lender Services LLC, as Operating Advisor of the Eastview Mall and Commons Mortgage Loan
(see Exhibit 33.10)
33.13 Torchlight Loan Services, LLC, as Special Servicer
33.14 Torchlight Loan Services, LLC, as Special Servicer of The Prince Building Mortgage Loan (see Exhibit 33.13)
33.15 Torchlight Loan Services, LLC, as Special Servicer of the Eastview Mall and Commons Mortgage Loan (see Exhibit 33.13)
33.16 Wells Fargo Bank, National Association, as Master Servicer
33.17 Wells Fargo Bank, National Association, as Certificate Administrator
33.18 Wells Fargo Bank, National Association, as Custodian
33.19 Wells Fargo Bank, National Association, as Primary Servicer of The Prince Building Mortgage Loan (see Exhibit 33.16)
33.20 Wells Fargo Bank, National Association, as Certificate Administrator of The Prince Building Mortgage Loan
(see Exhibit 33.17)
33.21 Wells Fargo Bank, National Association, as Custodian of The Prince Building Mortgage Loan (see Exhibit 33.18)
33.22 Wells Fargo Bank, National Association, as Primary Servicer of the Eastview Mall and Commons Mortgage Loan
(see Exhibit 33.16)
33.23 Wells Fargo Bank, National Association, as Certificate Administrator of the Eastview Mall and Commons Mortgage Loan
(see Exhibit 33.17)
33.24 Wells Fargo Bank, National Association, as Custodian of the Eastview Mall and Commons Mortgage Loan
(see Exhibit 33.18)
33.25 Wells Fargo Bank, National Association, as Primary Servicer of the Emerald Square Mall Mortgage Loan
(see Exhibit 33.16)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Prince Building
Mortgage Loan (see Exhibit 34.1)
34.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eastview Mall and
Commons Mortgage Loan (see Exhibit 34.1)
34.4 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Emerald Square Mall
Mortgage Loan (see Exhibit 34.1)
34.5 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Emerald Square Mall Mortgage Loan
34.6 National Tax Search, LLC, as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant of The Prince Building Mortgage Loan (see Exhibit 34.6)
34.8 National Tax Search, LLC, as Servicing Function Participant of the Eastview Mall and Commons Mortgage Loan (see Exhibit 34.6)
34.9 National Tax Search, LLC, as Servicing Function Participant of the Emerald Square Mall Mortgage Loan (see Exhibit 34.6)
34.10 Park Bridge Lender Services LLC, as Operating Advisor
34.11 Park Bridge Lender Services LLC, as Operating Advisor of The Prince Building Mortgage Loan (see Exhibit 34.10)
34.12 Park Bridge Lender Services LLC, as Operating Advisor of the Eastview Mall and Commons Mortgage Loan (see Exhibit 34.10)
34.13 Torchlight Loan Services, LLC, as Special Servicer
34.14 Torchlight Loan Services, LLC, as Special Servicer of The Prince Building Mortgage Loan (see Exhibit 34.13)
34.15 Torchlight Loan Services, LLC, as Special Servicer of the Eastview Mall and Commons Mortgage Loan (see Exhibit 34.13)
34.16 Wells Fargo Bank, National Association, as Master Servicer
34.17 Wells Fargo Bank, National Association, as Certificate Administrator
34.18 Wells Fargo Bank, National Association, as Custodian
34.19 Wells Fargo Bank, National Association, as Primary Servicer of The Prince Building Mortgage Loan (see Exhibit 34.16)
34.20 Wells Fargo Bank, National Association, as Certificate Administrator of The Prince Building Mortgage Loan
(see Exhibit 34.17)
34.21 Wells Fargo Bank, National Association, as Custodian of The Prince Building Mortgage Loan (see Exhibit 34.18)
34.22 Wells Fargo Bank, National Association, as Primary Servicer of the Eastview Mall and Commons Mortgage Loan
(see Exhibit 34.16)
34.23 Wells Fargo Bank, National Association, as Certificate Administrator of the Eastview Mall and Commons Mortgage Loan
(see Exhibit 34.17)
34.24 Wells Fargo Bank, National Association, as Custodian of the Eastview Mall and Commons Mortgage Loan (see Exhibit 34.18)
34.25 Wells Fargo Bank, National Association, as Primary Servicer of the Emerald Square Mall Mortgage Loan (see Exhibit 34.16)

35 Servicer compliance statement.

35.1 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Emerald Square Mall Mortgage Loan
35.2 Torchlight Loan Services, as Special Servicer
35.3 Torchlight Loan Services, as Special Servicer of The Prince Building Mortgage Loan (see Exhibit 35.2)
35.4 Torchlight Loan Services, as Special Servicer of the Eastview Mall and Commons Mortgage Loan (see Exhibit 35.2)
35.5 Wells Fargo Bank, National Association, as Master Servicer
35.6 Wells Fargo Bank, National Association, as Certificate Administrator
35.7 Wells Fargo Bank, National Association, as Primary Servicer of The Prince Building Mortgage Loan
(see Exhibit 35.5)
35.8 Wells Fargo Bank, National Association, as Certificate Administrator of The Prince Building Mortgage Loan
(see Exhibit 35.6)
35.9 Wells Fargo Bank, National Association, as Primary Servicer of the Eastview Mall and Commons Mortgage Loan
(see Exhibit 35.5)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Eastview Mall and Commons
Mortgage Loan (see Exhibit 35.6)
35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Emerald Square Mall Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of November 13, 2012, among Deutsche Mortgage & Asset Receiving and
Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.3 to the registrant's Current Report on
Form 8-K filed on November 13, 2012  and incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated as of November 13, 2012, among Deutsche Mortgage & Asset
Receiving and KeyBank National Association (filed as Exhibit 99.2 to the registrant's Current Report on
Form 8-K filed on November 13, 2012  and incorporated by reference herein).

99.3 Mortgage Loan Purchase Agreement, dated as of November 13, 2012, among  Deutsche Mortgage & Asset
Receiving and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on
Form 8-K filed on November 13, 2012  and incorporated by reference herein).


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


   Deutsche Mortgage & Asset Receiving Corporation
   (Depositor)


   /s/ Helaine M. Kaplan
   Helaine M. Kaplan, President
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2014


   /s/ Natalie Grainger
   Natalie Grainger, Vice President


   Date:    March 28, 2014


  Exhibit Index

  Exhibit No.


4.1 Pooling and Servicing Agreement, dated as of November 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Torchlight Loan Services, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as
Exhibit 4 to the registrants Current Report on Form 8-K, filed on November 13, 2012 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of October 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on November 21, 2012 in connection with the COMM 2012-CCRE3 Transaction and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Prince Building
Mortgage Loan (see Exhibit 33.1)
33.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eastview Mall
and Commons Mortgage Loan (see Exhibit 33.1)
33.4 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Emerald Square Mall
Mortgage Loan (see Exhibit 33.1)
33.5 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Emerald Square Mall Mortgage Loan
33.6 National Tax Search, LLC, as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant of The Prince Building Mortgage Loan (see Exhibit 33.6)
33.8 National Tax Search, LLC, as Servicing Function Participant of the Eastview Mall and Commons Mortgage Loan
(see Exhibit 33.6)
33.9 National Tax Search, LLC, as Servicing Function Participant of the Emerald Square Mall Mortgage Loan
(see Exhibit 33.6)
33.10 Park Bridge Lender Services LLC, as Operating Advisor
33.11 Park Bridge Lender Services LLC, as Operating Advisor of The Prince Building Mortgage Loan
(see Exhibit 33.10)
33.12 Park Bridge Lender Services LLC, as Operating Advisor of the Eastview Mall and Commons Mortgage Loan
(see Exhibit 33.10)
33.13 Torchlight Loan Services, LLC, as Special Servicer
33.14 Torchlight Loan Services, LLC, as Special Servicer of The Prince Building Mortgage Loan (see Exhibit 33.13)
33.15 Torchlight Loan Services, LLC, as Special Servicer of the Eastview Mall and Commons Mortgage Loan (see Exhibit 33.13)
33.16 Wells Fargo Bank, National Association, as Master Servicer
33.17 Wells Fargo Bank, National Association, as Certificate Administrator
33.18 Wells Fargo Bank, National Association, as Custodian
33.19 Wells Fargo Bank, National Association, as Primary Servicer of The Prince Building Mortgage Loan (see Exhibit 33.16)
33.20 Wells Fargo Bank, National Association, as Certificate Administrator of The Prince Building Mortgage Loan
(see Exhibit 33.17)
33.21 Wells Fargo Bank, National Association, as Custodian of The Prince Building Mortgage Loan (see Exhibit 33.18)
33.22 Wells Fargo Bank, National Association, as Primary Servicer of the Eastview Mall and Commons Mortgage Loan
(see Exhibit 33.16)
33.23 Wells Fargo Bank, National Association, as Certificate Administrator of the Eastview Mall and Commons Mortgage Loan
(see Exhibit 33.17)
33.24 Wells Fargo Bank, National Association, as Custodian of the Eastview Mall and Commons Mortgage Loan
(see Exhibit 33.18)
33.25 Wells Fargo Bank, National Association, as Primary Servicer of the Emerald Square Mall Mortgage Loan
(see Exhibit 33.16)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Prince Building
Mortgage Loan (see Exhibit 34.1)
34.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eastview Mall and
Commons Mortgage Loan (see Exhibit 34.1)
34.4 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Emerald Square Mall
Mortgage Loan (see Exhibit 34.1)
34.5 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Emerald Square Mall Mortgage Loan
34.6 National Tax Search, LLC, as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant of The Prince Building Mortgage Loan (see Exhibit 34.6)
34.8 National Tax Search, LLC, as Servicing Function Participant of the Eastview Mall and Commons Mortgage Loan (see Exhibit 34.6)
34.9 National Tax Search, LLC, as Servicing Function Participant of the Emerald Square Mall Mortgage Loan (see Exhibit 34.6)
34.10 Park Bridge Lender Services LLC, as Operating Advisor
34.11 Park Bridge Lender Services LLC, as Operating Advisor of The Prince Building Mortgage Loan (see Exhibit 34.10)
34.12 Park Bridge Lender Services LLC, as Operating Advisor of the Eastview Mall and Commons Mortgage Loan (see Exhibit 34.10)
34.13 Torchlight Loan Services, LLC, as Special Servicer
34.14 Torchlight Loan Services, LLC, as Special Servicer of The Prince Building Mortgage Loan (see Exhibit 34.13)
34.15 Torchlight Loan Services, LLC, as Special Servicer of the Eastview Mall and Commons Mortgage Loan (see Exhibit 34.13)
34.16 Wells Fargo Bank, National Association, as Master Servicer
34.17 Wells Fargo Bank, National Association, as Certificate Administrator
34.18 Wells Fargo Bank, National Association, as Custodian
34.19 Wells Fargo Bank, National Association, as Primary Servicer of The Prince Building Mortgage Loan (see Exhibit 34.16)
34.20 Wells Fargo Bank, National Association, as Certificate Administrator of The Prince Building Mortgage Loan
(see Exhibit 34.17)
34.21 Wells Fargo Bank, National Association, as Custodian of The Prince Building Mortgage Loan (see Exhibit 34.18)
34.22 Wells Fargo Bank, National Association, as Primary Servicer of the Eastview Mall and Commons Mortgage Loan
(see Exhibit 34.16)
34.23 Wells Fargo Bank, National Association, as Certificate Administrator of the Eastview Mall and Commons Mortgage Loan
(see Exhibit 34.17)
34.24 Wells Fargo Bank, National Association, as Custodian of the Eastview Mall and Commons Mortgage Loan (see Exhibit 34.18)
34.25 Wells Fargo Bank, National Association, as Primary Servicer of the Emerald Square Mall Mortgage Loan (see Exhibit 34.16)

35 Servicer compliance statement.

35.1 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Emerald Square Mall Mortgage Loan

35.2 Torchlight Loan Services, as Special Servicer
35.3 Torchlight Loan Services, as Special Servicer of The Prince Building Mortgage Loan (see Exhibit 35.2)
35.4 Torchlight Loan Services, as Special Servicer of the Eastview Mall and Commons Mortgage Loan (see Exhibit 35.2)
35.5 Wells Fargo Bank, National Association, as Master Servicer
35.6 Wells Fargo Bank, National Association, as Certificate Administrator
35.7 Wells Fargo Bank, National Association, as Primary Servicer of The Prince Building Mortgage Loan
(see Exhibit 35.5)
35.8 Wells Fargo Bank, National Association, as Certificate Administrator of The Prince Building Mortgage Loan
(see Exhibit 35.6)
35.9 Wells Fargo Bank, National Association, as Primary Servicer of the Eastview Mall and Commons Mortgage Loan
(see Exhibit 35.5)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Eastview Mall and Commons
Mortgage Loan (see Exhibit 35.6)
35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Emerald Square Mall Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of November 13, 2012, among Deutsche Mortgage & Asset Receiving and
Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.3 to the registrant's Current Report on
Form 8-K filed on November 13, 2012  and incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated as of November 13, 2012, among Deutsche Mortgage & Asset
Receiving and KeyBank National Association (filed as Exhibit 99.2 to the registrant's Current Report on
Form 8-K filed on November 13, 2012  and incorporated by reference herein).

99.3 Mortgage Loan Purchase Agreement, dated as of November 13, 2012, among  Deutsche Mortgage & Asset
Receiving and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on
Form 8-K filed on November 13, 2012 and incorporated by reference herein)

