Form 10-K/A
period 2019-12-31
COMM 2012-CCRE4 Mortgage Trust
filed 2020-05-04
CIK 1558546

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 27, 2020 (the “Original Form 10-K”) is to provide the financial information for the Prince Building Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement) required by Item 1112(b) of Regulation AB, in reliance on the Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, Release No. 34-88465, dated March 25, 2020.  At the time the Original 10-K was filed, Wells Fargo Bank, National Association, the master servicer of the related mortgage loan, had informed the Registrant that it had been unable to obtain the financial information due to the disruptions in the commercial real estate business and associated challenges in communication arising from COVID-19. Except as described above, no other changes are being made to the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the Prince Building Mortgage Loan was $10,903,000.00 for the twelve-month period ended December 31, 2019.

Item 15. Exhibits, Financial Statement Schedules

31            Rule 13a-14(d)/15d-14(d) Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Deutsche Mortgage & Asset Receiving Corporation
(Depositor)

/s/ Helaine M. Kaplan

Helaine M. Kaplan, President

(senior officer in charge of securitization of the depositor)

Date: May 4, 2020

/s/ Matthew Smith

Matthew Smith, Director

Date: May 4, 2020